Form 10-Q
period 2012-12-31
Accelerated Acquisition XVI, Inc.
filed 2013-02-14
CIK 1534628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 000-54548

Accelerated Acquisitions XVI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3743339
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1840 Gateway Drive, Suite 200, Foster City, CA 94404
 (Address of principal executive offices)

(650) 283-2653
(Registrant’s telephone number, including area code)

 Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
 (Title of Class)
Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,350,000 shares of common stock, par value $.0001 per share, outstanding as of February 13, 2013.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

ACCELERATED ACQUISITIONS XVI, INC.

Table of Contents

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012 (audited)	3

	Statements of Operations for the three months ended December 31, 2012 and period from inception (October 21, 2011) through December 31, 2012 (unaudited)	4

	Statement of Changes in Stockholders’ Deficit	5

	Statements of Cash Flows for the three months ended December 31, 2012 and period from inception (October 21, 2011) to December 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Reserved and Removed)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2012	2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$8	$56

TOTAL ASSETS	8	56

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,350,000 shares issued and outstanding	2,635	2,635

Additional paid-in capital	9,073	2,525

Deficit accumulated during the development stage	(11,700)	(5,104)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8	$56

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended December 31, 2012	Cumulative from October 21, 2011 (date of inception) through December 31, 2011 (Cumulative)

Revenues	$—	$—

Operating expenses
General and administrative	6,596	11,700

Operating loss	6,596	11,700

Net loss	$(6,596)	$(11,700)

Basic and diluted net loss per share	$(0.01)

Weighted Average Number of Common Shares Outstanding	26,350,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock			Deficit Accumulated during the development
	Shares	Amount	APIC	stage	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Tender of shares by founder, July 23, 2012 at $.0001 per share	(3,500,000)	(350	350		-
Issuance of Common Stock under consulting agreement July 23, 2012, at $.0001 per share	1,500,000	150	(150)
Issuance of Common Stock under subscription agreement with Sole Comfort, July 23, 2012, at $.0001 per share	23,350,000	2,335			2,335
Forgiveness of shareholder advances			825		825
Net loss				(5,104)	(5,104)
Balance at September 30, 2012	26,350,000	2,635	2,525	(5,104)	56
Net loss				(6,596)	(6,596)
Forgiveness of shareholder advances			6,548		6,548
Balance at December 31, 2012	26,350,000	$2,635	$9,073	$(11,700)	$8

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31, 2012	Cumulative from October 21, 2011 (inception) through December 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,596)	$(11,700)

Net cash used in operating activities	(6,596)	(11,700)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	4,335
Shareholder advances	6,548	7,373

Net increase (decrease) in cash	(48)	8

Cash at beginning of period	56

Cash at end of period	$8	$8

The accompanying notes are an integral part of these financial statements.

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

(b)	Basis of Presentation – Development Stage and Going Concern

    The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

    The Company sustained operating losses and accumulated deficit of $11,700 as of December 31, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.
The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

    The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The results of the three month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

(c)	Use of Estimates

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

 ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

(d)	Cash and Cash Equivalents

    For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalent at December 31, 2012 and September 30, 2012.

(e)	Loss per Common Share

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

(f)	Fair Value of Financial Instruments

    The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, (formerly SFAS No.157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

    The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

(g)	Recent Accounting Prouncements

Adopted

    In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. Adoption of the new amendment does not have a material effect on the Company’s financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

    The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this ASU does not have a material impact on our financial statements.

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

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 2	-	RELATED PARTY TRANSACTIONS

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

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 2	-	RELATED PARTY TRANSACTIONS (continued)

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

    Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,596 operating expenses on behalf of the Company and re-invoice the full amount of expenses to the Company for the period ended December 31, 2012.

    Accelerated Venture Partners, LLC, advances $6,548 to the Company and forgive the full amount during the period ended December 31, 2012.

NOTE 3	-	COMMON STOCK

    The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2012, 26,350,000 shares of common stock were issued and outstanding.
There were no shares issued during the three months ended December 31, 2012.

    On October 21, 2011 (inception date), the company issued 5,000,000 shares for cash of $2,000 to the founder of the Company.

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

Results of Operations

For the three months ending December 31, 2012, the Company had no revenues and incurred general and administrative expenses of $6,596  and from inception (October 21, 2011) through December 31, 2011 the Company had no revenues and incurred general and administrative expenses of $1,800.

For the period from inception (October 21, 2011) through December 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(11,700), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $8 and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through December 31, 2012

Operating activities	$(11,700)
Investing activities	-
Financing activities	$11,708

Net effect on cash	$8

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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

Dated: February 13, 2013
ACCELERATED ACQUISITIONS XVI, INC.

	By:	/s/ Onkar Dhaliwal
Onkar Dhaliwal President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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