Form 10-Q
period 2013-03-31
Accelerated Acquisition XVI, Inc.
filed 2013-05-15
CIK 1534628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013OR

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
Yes ☑ No ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of May 14, 2013.

ACCELERATED ACQUISITIONS XVI, INC.

Table of Contents

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of March 31, 2013 (unaudited) and September 30, 2012 (audited)	3

	Statements of Operations for the three and six months ended March 31, 2013 and period from inception (October 21, 2011) through March 31, 2013 (unaudited)	4

	Statement of Changes in Stockholders’ Deficit	5

	Statements of Cash Flows for the six months ended March 31, 2013 and period from inception (October 21, 2011) to March 31, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Reserved and Removed)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$56

TOTAL ASSETS	-	56

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank Overdraft	40	-
TOTAL LIABILITIES	40	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,350,000 shares issued and outstanding	2,635	2,635
Additional paid-in capital	9,073	2,525
Deficit accumulated during the development stage	(11,748)	(5,104)
Total stcokholder's deficit	(40)	56
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$56

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March, 31		Six months ended March 31		Inception (October 21, 2011) through March 31, 2013 (Cumulative)
	(Unaudited)		(Unaudited)		(Unaudited)
Revenues	2013	2012	2013	2012
	$-	$-	$-	$-	-
Operating expenses
General and administrative
	40	825	6,644	2,625	11,748
Operating loss
	40	825	6,644	2,625	11,748
Net loss
	(40)	(825)	(6,644)	(2,625)	(11,748)
Basic and diluted net loss per share
	(0.00)	(0.00)	(0.00)	(0.00)
Shares used in basic and diluted net loss per share calculation
	26,350,000	5,000,000	26,350,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Tender of shares by founder, July 23, 2012 at $.0001 per share	(3,500,000)	(350)	350	-	-
Issuance of Common Stock under consulting agreement July 23, 2012, at $.0001 per share	1,500,000	150	(150)	-	-
Issuance of Common Stock under subscription agreement with Sole Comfort, July 23, 2012, at $.0001 per share	23,350,000	2,335	-	-	2,335
Forgiveness of shareholder advances	-	-	825	-	825
Net loss	-	-	-	(5,104)	(5,104)
Balance at September 30, 2012	26,350,000	2,635	2,525	(5,104)	56
Forgiveness of shareholder advances	-	-	6,548	-	6,548
Net loss	-	-	-	(6,644)	(6,644)
Balance at March 31, 2013	26,350,000	$2,635	$9,073	$(11,748)	$(40)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31		Inception (October 21, 2011) through March 31, 2013

	2013	2012	(Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,644)	(2,625)	$(11,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	-	-	-
Stock-based compensation	-	-	-
Net cash used in operating activities	(6,644)	(2,625)	(11,748)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	2,000	4,335
Shareholder advances	6548	825	7,373
Change in bank overdraft	40	-	40
Net increase (decrease) in cash	(56)	200	-
Cash at beginning of period	56	-	-

Cash at end of period	$-	200	$-

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

The Company sustained operating losses and accumulated deficit of $11,748 as of March 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.
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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The results of the three and six month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

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

    For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalent at March 31, 2013 and September 30, 2012.

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

Adopted

Effective January 2012, FASB adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements. January 2012, FASB adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) : Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.The adoption of this update did not have a material impact on the financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The adoption of this update did not have a material impact on the financial statements.

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

Not Adopted
In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210):  Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Entities should provide the disclosures required retrospectively for all comparative periods presented.  We are currently evaluating the impact of adopting ASU 2011-11 on the financial statements.

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

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,596 operating expenses on behalf of the Company and re-invoice the full amount of expenses to the Company for the quarter ended December 31, 2012.

Accelerated Venture Partners, LLC, advances $6,548 to the Company and forgive the full amount during the quarter ended December 31, 2012.

NOTE 3	-	COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2013, 26,350,000 shares of common stock were issued and outstanding.

There were no shares issued during the six months ended March 31, 2013.

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

For the six months ending March 31, 2013, the Company had no revenues and incurred general and administrative expenses of $6,644 and from inception (October 21, 2011) through March  31, 2012 the Company had no revenues and incurred general and administrative expenses of $2,652

For the period from inception (October 21, 2011) through March 31 2013, the Company had no activities that produced revenues from operations and had a net loss of $(11,748), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2013, the Company had assets equal to $0 and had $40 current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through March 31, 2013

Operating activities	$(11,748)
Investing activities	-
Financing activities	$11,708

Net effect on cash	$(40)

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

Dated: May 15, 2013
ACCELERATED ACQUISITIONS XVI, INC.

	By:	/s/ Onkar Dhaliwal
Onkar Dhaliwal President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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