Form 10-Q
period 2013-06-30
Accelerated Acquisition XVI, Inc.
filed 2013-08-14
CIK 1534628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of August 14, 2013

ACCELERATED ACQUISITIONS XVI, INC.

Table of Contents

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of June, 2013 (unaudited) and September 30, 2012 (audited)	3

	Statements of Operations for the three and nine months ended June 30, 2013 and period from inception (October 21, 2011) through June 30, 2013 (unaudited)	4

	Statements of Changes in Stockholders’ Deficit (unaudited)	5

	Statements of Cash Flows for the nine months ended June 30, 2013 and period from inception (October 21, 2011) to June 30, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Reserved and Removed)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$56

TOTAL ASSETS	-	56

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank Overdraft	40	-
TOTAL LIABILITIES	40	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,350,000 shares issued and outstanding	2,635	2,635
Additional paid-in capital	9,113	2,525
Deficit accumulated during the development stage	(11,748)	(5,104)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$56

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,		Inception (October 21, 2011) through June 30, 2013 (Cumulative)
	(Unaudited)		(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Revenues
Operating expenses	$-	$-	$-	$-	-

General and administrative	-	-	6,644	2,625	11,748

Operating loss	-	-	6,644	2,625	11,748

Net loss	-	-	(6,644)	(2,625)	(11,748)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Shares used in basic and diluted net loss per share calculation	26,350,000	5,000,000	26,350,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Tender of shares by founder, July 23, 2012 at $.0001 per share	(3,500,000)	(350)	350	-	-
Issuance of Common Stock under consulting agreement July 23, 2012, at $.0001 per share	1,500,000	150	(150)	-	-
Issuance of Common Stock under subscription agreement with Sole Comfort, July 23, 2012, at $.0001 per share	23,350,000	2,335	-	-	2,335
Forgiveness of shareholder advances	-	-	825	-	825
Net loss	-	-	-	(5,104)	(5,104)
Balance at September 30, 2012	26,350,000	2,635	2,525	(5,104)	56
Forgiveness of shareholder advances	-	-	6,548	-	6,548
Net loss	-	-	-	(6,644)	(6,644)
Balance at June 30, 2013	26,350,000	$2,635	$9,113	$(11,748)	$0

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,		Inception (October 21, 2011) through June 30, 2013

	2013	2012	(Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,644)	(2,625)	$(11,748)
Net cash used in operating activities	(6,644)	(2,625)	(11,748)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	2,000	4,335
Shareholder advances	6,588	825	7,413
Net cash used in operating activities	6,588	2,825	11,748
Net increase (decrease) in cash	(56)	200	-
Cash at beginning of period	56	-	-

Cash at end of period	$-	200	$-

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

The Company sustained operating losses and accumulated deficit of $11,748 as of June 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

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

Accelerated Venture Partners, LLC, advances $6,588 to the Company and forgive the full amount during the quarter ended December 31, 2012.

NOTE 3	-	COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2013, 26,350,000 shares of common stock were issued and outstanding.

On October 21, 2011 (inception date), the company issued 5,000,000 shares for cash of $2,000 to the founder of the Company.

ACCELERATED ACQUISITIONS XVI, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 3	-	COMMON STOCK (continued)

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

Results of Operations

For the three months ending June 30, 2013, the Company had no revenues and incurred general and administrative expenses of $0 and for the three months ended June 30, 2012 the Company had no revenues and incurred general and administrative expenses of $0.

For the nine months ending June 30, 2013, the Company had no revenues and incurred general and administrative expenses of $6,644 and for the nine months ended June 30, 2012 the Company had no revenues and incurred general and administrative expenses of $2,625

For the period from inception (October 21, 2011) through June 30,  2013, the Company had no activities that produced revenues from operations and had a net loss of $(11,748), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2013, the Company had assets equal to $0 and had $0 current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through June 30, 2013

Operating activities	$(11,748)
Investing activities	-
Financing activities	$11,748

Net effect on cash	$-

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Dated: August 14, 2013
ACCELERATED ACQUISITIONS XVI, INC.

	By:	/s/ Onkar Dhaliwal
Onkar Dhaliwal President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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