Form 10-K
period 2013-09-30
INFINITY REAL ESTATE HOLDINGS Corp
filed 2013-12-30
CIK 1534628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54548

Infinity Real Estate Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-3743339
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 Mariner’s Island Blvd. Suite 300, San Mateo, CA
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

As of December 30, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 30, 2013 there were 26,350,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

Infinity Real Estate Holdings Corporation, (formally known as Accelerated Acquisitions XVI, Inc.) (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on October 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected September 30 as its fiscal year end.

               On September 3, 2013, pursuant to Article V, Section 5.3 of the Company’s by-laws the Board of Directors authorized Sole Comfort Shoes, Inc. the Company’s majority stockholder to transfer 23,350,000 shares (100% of its holdings) of the Company’s common stock having a ($0.0001) par value to Infinity Financial Group, Inc.  Following the transaction, Infinity Financial Group, Inc. owns approximately 88.61% of the Company’s 26,350,000 issued and outstanding shares of common stock have a ($0.0001) par value Simultaneously with the share transfer, Onkar Dhaliwal resigned as the Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer and David Lavoie was simultaneously appointed to be Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer.  Such action represents a change of control of the Company. Concurrent with the transfer of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Infinity Real Estate Holdings Corporation”.

              Pursuant to the Shareholder Consent, Infinity Real Estate Holdings, holding a majority of the common stock, accepted the resignation of Onkar Dhaliwal as Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer, and in turn, nominated the following officers: David Lavoie, as President, Chief Executive Officer, Secretary and Treasurer, Paul D. Lavoie as Vice President of Construction & Development. The Company, through the Shareholder Consent, nominated the following directors to the Board of Directors pursuant to Article II, Section 2.2.1 and Section 2.2.4 of the Company's Bylaws: David Lavoie (Chairman of the Board), Paul D. Lavoie and Eugene Hodgson. The Board of Directors has not yet voted on the compensation terms and conditions for the Officers, and intends to do so at the first annual Board of Directors meeting.

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

The current stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

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

             We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and it is anticipated that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

On September 3, 2013, a meeting of the shareholders holding a majority of voting shares consented in writing in lieu of a shareholder meeting as provided for under Article I, Section 1.1 of the By-laws, and approved the amendment of its articles of incorporation authorizing the name of the Corporation to be changed from “Accelerated Acquisition XVI, Inc.” to “Infinity Real Estate Corporation” and further approved the increase of authorized common stock to 200,000,000 shares having a ($0.0001) par value and 10,000,000 shares of preferred stock having a ($0.0001) par value, and further approved an amendment setting forth the name and address of the appointed director of the corporation to David Lavoie c/o, 53 Cranarch Court SE Calgary, AB T3M 0S6". The amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

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

           On September 3, 2013, pursuant to Article V, Section 5.3 of the Company’s by-laws the Board of Directors authorized Sole Comfort Shoes, Inc. the Company’s majority stockholder to transfer 23,350,000 shares (100% of its holdings) of the Company’s common stock having a ($0.0001) par value to Infinity Financial Group, Inc.  Following the transaction, Infinity Financial Group, Inc. owns approximately 88.61% of the Company’s 26,350,000 issued and outstanding shares of common stock have a ($0.0001) par value Simultaneously with the share transfer, Onkar Dhaliwal resigned as the Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer and David Lavoie was simultaneously appointed to be Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer.  Such action represents a change of control of the Company. Concurrent with the transfer of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Infinity Real Estate Holdings Corporation”.

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

Liquidity and Capital Resources

                 As of September 30, 2013 and 2012, the Company had a total of $0 and $56 in assets, respectively. The Company also had $0 and $0 current liabilities as of September 2013 and 2012, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the years ended September 30, 2013 and 2012:

	2013	2012
Net Cash Used In Operating Activities	$(6,644)	$(5,104)
Net Cash Provided By Financing Activities	6,588	5,160
Net Increase (Decrease) In Cash	$(56)	$56

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 21, 2011 (Inception) to September 30, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended September 30, 2012, the Company had a net loss of $5,104 consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

For the year ended September 30, 2013, the Company had a net loss of $6,644 consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing Quarterly Reports on Form 10-Q.

For the period from inception (October 21, 2011) to September 30, 2013, the Company had a net loss of $11,748 consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

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
September 30, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Infinity Real Estate Holdings Corporation
(Formally known as Accelerated Acquisitions XVI, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Infinity Real Estate Holdings Corporation. (Formally known as Accelerated Acquisitions XVI, Inc., a development stage company) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (October 21, 2011) to September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Real Estate Holdings Corporation (a development stage company) as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and from the period inception (October 21, 2011) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, had a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA
December 30, 2013

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2013	2012
	(audited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$56

TOTAL ASSETS	-	56

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,350,000 shares issued and outstanding as of September 30, 2013 and 2012	2,635	2,635
Additional paid-in capital	9,113	2,525
Deficit accumulated during the development stage	$(11,748)	$(5,104)

TOTAL STOCKHOLDERS' EQUITY	-	56

The accompanying notes are an integral part of these financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended September 30		Inception (October 21, 2011) through September 30, 2013 (Cumulative)

Revenues	2013	2012

	$-	$-	-
Operating expenses
General and administrative	6,644	5,104	11,748
Operating loss	6,644	5,104	11,748

Net loss	$(6,644)	$(5,104)	(11,748)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Shares used in basic and diluted net loss per share calculation
	26,350,000	7,070,833

The accompanying notes are an integral part of these financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Tender of shares by founder, July 23, 2012 at $.0001 per share	(3,500,000)	(350)	350	-	-
Issuance of Common Stock under consulting agreement July 23, 2012, at $.0001 per share	1,500,000	150	(150)	-	-
Issuance of Common Stock under subscription agreement with Sole Comfort, July 23, 2012, at $.0001 per share	23,350,000	2,335	-	-	2,335
Forgiveness of shareholder advances	-	-	825	-	825
Net loss	-	-	-	(5,104)	(5,104)
Balance at September 30, 2012	26,350,000	2,635	2,525	(5,104)	56
Forgiveness of shareholder advances	-	-	6,588	-	6,588
Net loss	-	-	-	(6,644)	(6,644)

Balance at September 30, 2013	26,350,000	$2,635	$9,113	$(11,748)	$-

The accompanying notes are an integral part of these financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended September 30		Inception (October 21, 2011) through September 30, 2013
	2013	2012	(Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,644)	(5,104)	$(11,748)
Net cash used in operating activities	(6,644)	(5,104)	(11,748)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	4,335	4,335
Shareholder advances	6,588	825	7,413
Net cash provided by financing activities	6,588	5,160	11,748

Net increase (decrease) in cash	(56)	56	-
Cash at beginning of period	56	-	-

Cash at end of period	$-	56	$-

The accompanying notes are an integral part of these financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(a)	Organization and Business:

Infinity Real Estate Holdings Corporation (formally known as Accelerated Acquisitions XVI, Inc.) (the “Company”) was incorporated in the state of Delaware on October 21, 2011 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

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

On September 3, 2013, pursuant to Article V, Section 5.3 of the Company’s by-laws the Board of Directors authorized Sole Comfort Shoes, Inc. the Company’s majority stockholder to transfer 23,350,000 shares (100% of its holdings) of the Company’s common stock having a ($0.0001) par value to Infinity Financial Group, Inc.  Following the transaction, Infinity Financial Group, Inc. owns approximately 88.61% of the Company’s 26,350,000 issued and outstanding shares of common stock have a ($0.0001) par value Simultaneously with the share transfer, Onkar Dhaliwal resigned as the Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer and David Lavoie was simultaneously appointed to be Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer.  Such action represents a change of control of the Company. Concurrent with the transfer of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Infinity Real Estate Holdings Corporation”.

On September 3, 2013, a meeting of the shareholders holding a majority of voting shares consented in writing in lieu of a shareholder meeting as provided for under Article I, Section 1.1 of the By-laws, and approved the amendment of its articles of incorporation authorizing the name of the Corporation to be changed from “Accelerated Acquisition XVI, Inc.” to “Infinity Real Estate Corporation” and further approved the increase of authorized common stock to 200,000,000 shares having a ($0.0001) par value and 10,000,000 shares of preferred stock having a ($0.0001) par value, and further approved an amendment setting forth the name and address of the appointed director of the corporation to David Lavoie. The amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

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

The Company sustained operating losses and accumulated deficit of $11,748 as of September 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

The financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The results of the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalent at September 30, 2013 and September 30, 2012.

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

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

(g)	Recent Accounting Prouncements

Adopted

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

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

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

The Company does not have employment contracts with its offer and director, who is the majority shareholder.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities that become available.  A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

 We depend on our officers and directors, to provide the Company with the necessary funds to implement our business plan, as necessary.  The Company does not have a funding commitment or any written agreement for our future required cash needs.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by our officers and directors of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,596 operating expenses on behalf of the Company and re-invoice the full amount of expenses to the Company for the year ended September 30, 2013.

Accelerated Venture Partners, LLC, advances $6,588 to the Company and forgive the full amount during the year ended September 30, 2013.

NOTE 3	-	COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 200,000,000 shares of common stock. As of September 30, 2013, 26,350,000 shares of common stock were issued and outstanding.

On October 21, 2011 (inception date), the company issued 5,000,000 shares for cash of $2,000 to the founder of the Company.

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

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

 On September 3, 2013, pursuant to Article V, Section 5.3 of the Company’s by-laws the Board of Directors authorized Sole Comfort Shoes, Inc. the Company’s majority stockholder to transfer 23,350,000 shares (100% of its holdings) of the Company’s common stock having a ($0.0001) par value to Infinity Financial Group, Inc.  Following the transaction, Infinity Financial Group, Inc. owns approximately 88.61% of the Company’s 26,350,000 issued and outstanding shares of common stock have a ($0.0001) par value Simultaneously with the share transfer, Onkar Dhaliwal resigned as the Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer and David Lavoie was simultaneously appointed to be Company’s Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer.  Such action represents a change of control of the Company. Concurrent with the transfer of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Infinity Real Estate Holdings Corporation”.

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

On September 3, 2013, a meeting of the shareholders holding a majority of voting shares consented in writing in lieu of a shareholder meeting as provided for under Article I, Section 1.1 of the By-laws, and approved the amendment of its articles of incorporation authorizing the name of the Corporation to be changed from “Accelerated Acquisition XVI, Inc.” to “Infinity Real Estate Corporation” and further approved the increase of authorized common stock to 200,000,000 shares having a ($0.0001) par value and 10,000,000 shares of preferred stock having a ($0.0001) par value, and further approved an amendment setting forth the name and address of the appointed director of the corporation to David Lavoie c/o, 53 Cranarch Court SE Calgary, AB T3M 0S6". The amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

David Lavoie Paul D. Lavoie Eugene Hodgson	33	President, Secretary, Treasurer and director Director and VP of Construction and Development Director

          (i)  David Lavoie / Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

For a period of October 2005 to present, Mr. Lavoie, in his role as the President, CEO and sole Principle of Infinity Financial Group, Inc. has served as the President, Chief Executive Officer and Director of the company which through its diversity deals in Corporate & Real Estate Finance, Real Estate Development & Investments, Reverse Mergers,  & Business Acquisitions & Mergers. Infinity’s Group of companies includes Finance, Real Estate Developments, Real Estate Holdings, a Retail Shoe Company, Hotels & Resorts and a licensed Mortgage Brokerage Firm.

For a period of December 2011 to present, Mr. Lavoie, in his role as Co-Chairman and Director of Sole Comfort Shoes Inc. has served as the Co-Chairman and Director of the company which owns and operates 4 retail shoe stores, 3 in Calgary Alberta and 1 in Edmonton Alberta. Mr. Lavoie in his role oversees the executive team and operations of the company and is personally overseeing a Reverse Merger of the company to be listed on the NASDAQ Capital Markets Stock Exchange and is personally responsible for growing the company from its current 4 stores to 25 stores throughout Alberta and British Columbia by the end of 2012. Mr. Lavoie has also been instrumental in restructuring the company’s debt and the raising of $10 million in Equity in order to carry out the company’s aggressive expansion plans.

       (ii)  Paul D. Lavoie / Director and Vice President of Construction and Development

For a period of October 2005 to present, Mr. Lavoie, in his role as the Vice President of Construction & Development of Infinity Financial Group, Inc. and its subsidiaries, has served as the Vice President of Construction and Development and Director of the company which through its diversity deals in Corporate & Real Estate Finance, Real Estate Development & Investments, Reverse Mergers, Business Acquisitions and Mergers. Infinity’s Group of companies includes Finance, Real Estate Developments, Real Estate Holdings, Restaurants, Hotels & Resorts and a licensed Mortgage Brokerage Firm.

Paul has over 35 years of construction and project management experience, primarily in the commercial and industrial area as an Principle, President and Director of KMD (1981) Ltd. from February 1981 to October 1988 as Sole Principle, Director and President and Vogue Construction Management Ltd from January 1985 to November 1995. Paul is also Chairman of Pacific Crown Wealth Management Group. (2010) from February 2010 to Present

Paul began his career with Midway Sales in 1971 to 1980 as a project foreman and quickly developed management skills in all aspects of construction.  Moving to the Okanagan with his young family in the pursuit of working for himself, Paul developed several successful businesses in diverse markets in the construction field and including the service industry, newspaper business, health & wellness clinics, telecom industry and the financial field.  Personal development and management has been at   the fore front of all these companies.

Paul leads the land development and construction teams, overseeing the day to day operations. He works closely with consultants, municipalities, project managers, and superintendents to ensure our projects are built and delivered to the highest quality standards consistent with our reputation.

Paul graduated from the College St. Jeau / Edmonton, Alberta and the Okanagan College/ Kelowna, B.C. in 1979 specializing in all aspects of the construction industry.

(iii) Eugene Hodgson / Director

Eugene joined the Board in September of 2013, bringing 30 years of private and public sector experience to his position as a Board of Director. From December 2006 to Present, Eugene in his role as Vice President Originations Western Region for Corporate Finance International, established in Toronto in 1985, CFI is a boutique investment bank engaged in four businesses: Alternative Asset Management; Private Debt Origination, Placement and Administration; Lease Funding of third party leasing companies engaged in equipment and vehicle leasing; Principal investments that involve the direct ownership of companies aligned to strategies in CFI’s business segments. Over the years CFI has raised more than $4 billion in capital and currently has over $1.25 billion in assets under management on behalf of institutional investors.

Eugene began his public sector career in the Northwest Territories where he acted as Senior Policy Advisor on resource-based projects. In the early 80's he served as Executive Assistant to the Minister of the Environment, Lands, Parks and Housing in the British Columbia Government. Eugene's diverse private sector business experience includes positions as Director of Investments for a mineral investment fund, First Capital Inc., VP Corporate Development for a water-based transportation company, Director of a renewable energy development company and Director of Corporate Development for Intrawest Corporation. While at Intrawest, Eugene negotiated millions of dollars in infrastructure funds from the Quebec and Federal governments. These funds were critical to the development of the Mont Tremblant Ski Resort. He was also responsible for investor and community relations at Intrawest. Eugene is Co-Chair of the BC Wind Energy Association and a member of the Public Affairs Committee of CANWEA and CARE and a member of the Advisory Council of the Independent Power Producers of BC. Eugene holds a BA in Political Science from the University of Calgary.

For a period of October 2005 to Present, Mr. Hodgson, has served as a Director of Timmins Gold Corp a publicly traded company on the Toronto and New York Stock Exchanges and from January 2001 to June 2011 served as the  Chief Financial Officer.

For a period of October 2010 to Present, Mr. Hodgson has served as a Director of Grandfield Pacific, a publicly traded company on the Toronto Stock Exchange.

For a period of October 2004 to December 2011, Mr. Hodgson served as a Director of Alda Pharmaceuticals Corp., a publicly traded company on the TSX Venture Exchange.

For a period of January 2001 to November 2009, Mr. Hodgson served as a Director and Chief Financial Officer of Silvermax Resources Ltd a publicly traded company on the TSX Venture Exchange.

For a period of June 2003 to June 2005, Mr. Hodgson served as a Director of Sea Breeze Power Corp. a publicly traded company on the TSX Venture Exchange and from June 2003 to January 2006 served as the Chief Financial Officer and Vice President.

For a period of June 1996 to May 2002, Mr. Hodgson served as a Director of International Arimex Resources Inc., a publicly traded company on the TSX Venture Exchange.

For a period of November 1997 to September 1998, Mr. Hodgson served as a Director of First Class Systems, a publicly traded company on the Vancouver Stock Exchange.

For a period of May 1996 to April 1998, Mr. Hodgson served as a Director of Turbodyne, a publicly traded company on the Vancouver Stock Exchange.

For a period of March 1998 to April 2000, Mr. Hodgson served as a Director of Four Crowne Foods, a publicly traded company on the OTC and from March 1998 to January 2000 served as Chairman.

For a period of January 1990 to December 1995, Mr. Hodgson, served as a Director and Vice President of Corporate Development of Intrawest Corp.

Timothy J. Neher, has been the President, Secretary and sole director of the Company since its founding in May 2010. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007, Director of Internet Card Present, Inc., a private company since 2007 and Director of Virolab, Inc a public company since 2010. He is also the President, Secretary and sole director of the following public reporting companies: Accelerated Acquisitions XVII, Inc., Accelerated Acquisitions XIX, Inc.  Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of September 30, 2013, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Infinity Financial Group, Inc. (1) 53 Cranarch Court SE Calgary, AB T3M 0S6 Canada	23,350,000	88.62%

David Lavoie (2) 53 Cranarch Court SE Calgary, AB T3M 0S6 Canada	23,350,000	88.62%

Accelerated Venture Partners, LLC. (3)	3,000,000	11.38. %
1840 Gateway Drive, Suite 200 Foster City, CA 94404

Timothy J. Neher (4)	3,000,000	11.38%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

All Officers and	26,350,000	100%
Directors as a group
_______________________

(1)	Infinity Financial Group, Inc., is currently controlled by David Lavoie who served as the Company’s Chairman and CEO.

(2)
Represents shares of common stock owned by Infinity Financial Group, Inc. Mr. Lavoie may be deemed the indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

(3)	Accelerated Venture Partners, LLC, a Delaware limited liability company, is currently owned by Timothy J. Neher, who served as the Company’s founder and CEO.

(4)	Represents shares of common stock owned by Accelerated Venture Partners, LLC. Mr. Neher may be deemed the indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

Item 13. Certain Relationships and Related Transactions.

    Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from October 21, 2011 (Inception) to September 30, 2012.  Anton & Chia, LLP was elected as our auditor in December 2012 for the our Form 10-K, estimated costs will be $750 for our year end September 30, 2013.

Audit-Related Fees

There were no fees billed or to be filled by Messineo or Anton & Chia, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from October 21, 2011 (Inception) to September 30, 2013.

Tax Fees

There were no fees billed or to be filled by Messineo Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning or the period from October 21, 2011 (Inception) to September 30, 2013.

All Other Fees

There were no fees billed or to be billed by Messineo or Anton & Chia, LLP for other products and services for the period from October 21, 2011 (Inception) to September 30, 2013.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2013

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

Dated: December 30, 2013	INFINITY REAL ESTATE HOLDINGS CORPORATION

	By:	/s/ David Lavoie
David Lavoie
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: December 30, 2013	By:	/s/ David Lavoie
David Lavoie
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ David Lavoie	President and Sole Director	December 30, 2013
David Lavoie	Chief Executive Officer