Form 10-Q
period 2013-12-31
INFINITY REAL ESTATE HOLDINGS Corp
filed 2014-02-14
CIK 1534628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 000-54548

INFINITY REAL ESTATE HOLDINGS CORORATION
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of February 13, 2014.

INFINITY REAL ESTATE HOLDINGS CORPORATION

Table of Contents

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013 (audited)	3

	Condensed Statements of Operations for the three months ended December 31, 2013 and 2012 and for the period from inception (October 21, 2011) through December 31, 2013 (unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and for the period from inception (October 21, 2011) to December 31, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,350,000 shares issued and outstanding as of December 31, 2013 and September 30, 2013	2,635	2,635
Additional paid-in capital	9,113	9,113
Deficit accumulated during the development stage	$(11,748)	$(11,748)

TOTAL STOCKHOLDERS' DEFICIT	-	-

The accompanying notes are an integral part of these condensed financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31		Inception (October 21, 2011) through December 31, 2013
Revenues	2013	2012	(Cumulative)

	$-	$-	-
Operating expenses
General and administrative	-	6,596	11,748
Operating loss	-	6.596	11,748

Net loss	$-	$(6,596)	(11,748)

Basic and diluted net loss per share	$-	$(0.01)
Shares used in basic and diluted net loss per share calculation
	26,350,000	26,350,000

The accompanying notes are an integral part of these condensed financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Tender of shares by founder, July 23, 2012 at $.0001 per share	(3,500,000)	(350)	350	-	-
Issuance of Common Stock under consulting agreement July 23, 2012, at $.0001 per share	1,500,000	150	(150)	-	-
Issuance of Common Stock under subscription agreement with Sole Comfort, July 23, 2012, at $.0001 per share	23,350,000	2,335	-	-	2,335
Forgiveness of shareholder advances	-	-	825	-	825
Net loss	-	-	-	(5,104)	(5,104)
Balance at September 30, 2012 (Audited)	26,350,000	2,635	2,525	(5,104)	56
Forgiveness of shareholder advances	-	-	6,588	-	6,588
Net loss	-	-	-	(6,644)	(6,644)
Balance at September 30, 2013 (Audited)	26,350,000	$2,635	$9,113	$(11,748)	$-
Net loss	-	-	-	-	-
Balance at December 31, 2013 (Unaudited)	26,350,000	$2,635	$9,113	$(11,748)	$-

The accompanying notes are an integral part of these condensed financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31		Inception (October 21, 2011) through December 31, 2013
	2013	2012	(Cumulative)
OPERATING ACTIVITIES:
Net loss	$-	(6,596)	$(11,748)
Net cash used in operating activities	-	(6,596)	(11,748)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	4,335
Shareholder advances	-	6,548	7,413
Net cash provided by financing activities	-	6,548	11,748

Net increase (decrease) in cash	-	(48)	-
Cash at beginning of period	-	56	-

Cash at end of period	$-	8	$-

The accompanying notes are an integral part of these condensed financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

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

The Company sustained operating losses and accumulated deficit of $11,748 as of December 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

The financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The results of the three month period ended December 31, 2013 is not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalent at December 31, 2013 and $8 at December 31, 2012.

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
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

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
Notes to Unaudited Condensed Financial Statements

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

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Infinity Real Estate Holdings Corporation (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending December 31, 2013, the Company had no revenues and incurred general and administrative expenses of $0 and for the three months ended December 31, 2012 the Company had no revenues and incurred general and administrative expenses of $6,596.

For the period from inception (October 21, 2011) through December 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(11,748), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2013, the Company had assets equal to $0 and had $0 current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through December 31, 2013

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

Dated: February 13, 2014
INFINITY REAL ESTATE HOLDINGS CORPORATION

	By:	/s/ David Lavoie
David Lavoie
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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