Form 10-Q
period 2014-03-31
INFINITY REAL ESTATE HOLDINGS Corp
filed 2014-07-28
CIK 1534628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

951 Mariner's Island Blvd, Suite 300, San Mateo, CA 94404
 (Address of principal executive offices)

(650) 283-2653
(Registrant's telephone number, including area code)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 52,800,000 shares outstanding as of May 14, 2014.

INFINITY REAL ESTATE HOLDINGS CORPORATION
Table of Contents
		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheets as of March 31, 2014 (unaudited) and September 30, 2013 (audited)	3

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2012 and for the period from inception (October 21, 2011) through March 31, 2014 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended March 31, 2014 and 2012 and for the period from inception (October 21, 2011) to March 31, 2014 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Reserved and Removed)	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2014	2013
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accrued expenses	$1,250	$-
TOTAL LIABILITIES	1,250	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 52,800,000 and 26,350,000 shares issued and outstanding as of March 31, 2014 and September 30, 2013	5,280	2,635
Additional paid-in capital	6,478	9,113
Deficit accumulated during the development stage	$(13,008)	$(11,748)
TOTAL STOCKHOLDERS' DEFICIT	(1,250)	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March, 31		Six months ended March 31		Inception (October 21, 2011) through March 31, 2014
	(Unaudited)		(Unaudited)		(Cumulative)
	2014	2013	2014	2013	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating expenses

General and administrative	1,260	40	1,260	6,644	13,008

Operating loss	1,260	40	1,260	6,644	13,008

Net loss	$(1,260)	$(40)	$(1,260)	$(6,644)	$(13,008)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in basic and diluted net loss per share calculation	52,800,000	26,350,000	52,800,000	26,350,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31		Inception (October 21, 2011) through March 31, 2014
	2014	2013	(Cumulative)
OPERATING ACTIVITIES:
Net loss	$(1,260)	$(6,644)	$(13,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10	-	10
Changes in operating assets and liabilities:
Accrued expenses	1,250	-	1,250
Net cash used in operating activities	-	(6,644)	(11,748)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	4,335
Shareholder advances	-	6,548	7,413
Change in bank overdraft	-	40	-
Net cash provided by financing activities	-	6,588	11,748

Net increase (decrease) in cash	-	(56)	-
Cash at beginning of period	-	56	-

Cash at end of period	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(a)	Organization and Business:

Infinity Real Estate Holdings Corporation (formally known as Accelerated Acquisitions XVI, Inc.) (the "Company") was incorporated in the state of Delaware on October 21, 2011 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

On July 23, 2012, Sole Comfort Shoes, Inc. ("Purchaser") agreed to acquire 23,350,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company's common stock par value $0.0001 for cancellation. Following these transactions, Sole Comfort Shoes, Inc. owned approximately 94% of the Company's 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company's Board of Directors and Onkar Dhaliwal was simultaneously appointed to the Company's Board of Directors. Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

On September 3, 2013, pursuant to Article V, Section 5.3 of the Company's by-laws the Board of Directors authorized Sole Comfort Shoes, Inc. the Company's majority stockholder to transfer 23,350,000 shares (100% of its holdings) of the Company's common stock having a ($0.0001) par value to Infinity Financial Group, Inc.  Following the transaction, Infinity Financial Group, Inc. owns approximately 88.61% of the Company's 26,350,000 issued and outstanding shares of common stock have a ($0.0001) par value Simultaneously with the share transfer, Onkar Dhaliwal resigned as the Company's Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer and David Lavoie was simultaneously appointed to be Company's Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer.  Such action represents a change of control of the Company. Concurrent with the transfer of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to "Infinity Real Estate Holdings Corporation".

On September 3, 2013, a meeting of the shareholders holding a majority of voting shares consented in writing in lieu of a shareholder meeting as provided for under Article I, Section 1.1 of the By-laws, and approved the amendment of its articles of incorporation authorizing the name of the Corporation to be changed from "Accelerated Acquisition XVI, Inc." to "Infinity Real Estate Corporation" and further approved the increase of authorized common stock to 200,000,000 shares having a ($0.0001) par value and 10,000,000 shares of preferred stock having a ($0.0001) par value, and further approved an amendment setting forth the name and address of the appointed director of the corporation to David Lavoie. The amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

 On March 1, 2014, Infinity Real Estate Holdings Corporation, entered into a five year Executive Employment Agreement with its Chief Executive Officer David Lavoie. Pursuant to the agreement, Mr. Lavoie shall be responsible for performing the duties and responsibilities of Chief Executive Officer.  The Executive agrees that the Executive's position title, assignments, duties, responsibilities, and reporting arrangements may be changed from time to time, with reasonable notice, by the Company, at its sole discretion. Subject to the terms and conditions of the Agreement, the Company shall pay the Executive an annual gross base salary of $240,000.00 USD. The Executive's salary shall be reviewed annually by the Board of Directors of the Company.  The Salary will be paid in accordance with the Company's payroll policies and procedures and is subject to all appropriate traditional and normal statutory and benefit deductions. The Executive shall be entitled to participate in an Incentive Compensation Plan in accordance with the terms and conditions of the Company's Incentive Compensation Plan, as amended from time to time and as outlined in the Company's Employment Policies and Procedures.

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

On March 1, 2014, Infinity Real Estate Holdings Corporation, entered into a five year Executive Employment Agreement with its President Frederick E. Apple, Jr. Pursuant to the agreement, Mr. Apple shall be responsible for performing the duties and responsibilities of President.  The Executive agrees that the Executive's position title, assignments, duties, responsibilities, and reporting arrangements may be changed from time to time, with reasonable notice, by the Company, at its sole discretion. Subject to the terms and conditions of the Agreement, the Company shall pay the Executive an annual gross base salary of $180,000.00 USD. The Executive's salary shall be reviewed annually by the Board of Directors of the Company. The Salary will be paid in accordance with the Company's payroll policies and procedures and is subject to all appropriate traditional and normal statutory and benefit deductions. The Executive shall be entitled to participate in an Incentive Compensation Plan in accordance with the terms and conditions of the Company's Incentive Compensation Plan, as amended from time to time and as outlined in the Company's Employment Policies and Procedures.

On March 1, 2014, Infinity Real Estate Holdings Corporation, entered into a five year Executive Employment Agreement with its Chief Operations Officer Thomas Howell. Pursuant to the agreement, Mr. Howell shall be responsible for performing the duties and responsibilities of Chief Operations Officer.  The Executive agrees that the Executive's position title, assignments, duties, responsibilities, and reporting arrangements may be changed from time to time, with reasonable notice, by the Company, at its sole discretion. Subject to the terms and conditions of the Agreement, the Company shall pay the Executive an annual gross base salary of $180,000.00 USD. The Executive's salary shall be reviewed annually by the Board of Directors of the Company. The Salary will be paid in accordance with the Company's payroll policies and procedures and is subject to all appropriate traditional and normal statutory and benefit deductions. The Executive shall be entitled to participate in an Incentive Compensation Plan in accordance with the terms and conditions of the Company's Incentive Compensation Plan, as amended from time to time and as outlined in the Company's Employment Policies and Procedures.

On March 4, 2014 Rising Tide Holdings, LLC ("Purchaser") agreed to acquire 23,350,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. Following this transaction, Rising Tide Holdings, LLC owned approximately 44.30% of the Company's 52,700,000 issued and outstanding shares of common stock par value $0.0001. Simultaneously with the share purchase, David Lavoie resigned as the Company's President and Frederick E. Apple, Jr. was simultaneously appointed as President and to the Company's Board of Directors, furthermore, Thomas Howell was simultaneously appointed as Chief Operations Officer and to the Company's Board of Directors. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

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

On March 4, 2014 Accelerated Venture Partners, LLC. an affiliate of the Company agreed to acquire 3,000,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. The Company was granted a repurchase option for 1,500,000 of the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the Consulting Services Agreement entered into Accelerated Venture Partners, LLC on July 23, 2012. Following these transactions and current holdings, Accelerated Venture Partners, LLC owned approximately 11.38% of the Company's 52,700,000 issued and outstanding shares of common stock par value $0.0001.

On March 13, 2014, Infinity Real Estate Holdings Corporation, entered into a five year Executive Employment Agreement with Trevor Erridge. Pursuant to the agreement, Mr. Erridge shall be responsible for performing the duties and responsibilities of Chief Financial Officer, Principal Accounting Officer and Treasurer.  The Executive

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

agrees that the Executive's position title, assignments, duties, responsibilities, and reporting arrangements may be changed from time to time, with reasonable notice, by the Company, at its sole discretion. Subject to the terms and conditions of the Agreement, the Company shall pay the Executive an annual gross base salary of $240,000.00 USD and was granted 100,000 shares of common stock at a price of .0001per share, the shares are restricted from resale for twelve months. The Executive's salary shall be reviewed annually by the Board of Directors of the Company. The Salary will be paid in accordance with the Company's payroll policies and procedures and is subject to all appropriate traditional and normal statutory and benefit deductions. The Executive shall be entitled to participate in an Incentive Compensation Plan in accordance with the terms and conditions of the Company's Incentive Compensation Plan, as amended from time to time and as outlined in the Company's Employment Policies and Procedures.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation – Development Stage and Going Concern

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company sustained operating losses and accumulated deficit of $13,008 as of March 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The results of the three month period ended March 31, 2014 is not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalent at March 31, 2014 and no cash at March 31, 2013.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, (formerly SFAS No.157), "Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

-	Level 1: Quoted prices in active markets for identical assets or liabilities.
-
Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

(g)	Recent Accounting Pronouncements

Adopted

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The adoption of this update did not have a material impact on the financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2	-	RELATED PARTY TRANSACTIONS

On October 21, 2011(inception) the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On July 23, 2012, Sole Comfort Shoes, Inc. ("Purchaser") agreed to acquire 23,350,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company's common stock par value $0.0001 for cancellation. Following these transactions, Sole Comfort Shoes, Inc. owned approximately 94% of the Company's 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company's Board of Directors and Onkar Dhaliwal was simultaneously appointed to the Company's Board of Directors. Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to "Sole Comfort Shoes, Inc.".

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

 On July 23, 2012, the Company entered into a Consulting Services Agreement with AVP. The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company's business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company's operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company's common stock at a price of $0.0001 per share (the "AVP Option") (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company's right of repurchase will lapse with respect to 60% of the shares upon securing $5 million in available cash from funding;
●	Milestone 2 – Company's right of repurchase will lapse with respect to 40% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

and (b) cash compensation at a rate of $33,333 per month. The payment of the cash compensation is subject to the Company's achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, and an additional $400,000 is due upon the achievement of Milestone 2. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $800,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 2. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

 On September 3, 2013, pursuant to Article V, Section 5.3 of the Company's by-laws the Board of Directors authorized Sole Comfort Shoes, Inc. the Company's majority stockholder to transfer 23,350,000 shares (100% of its holdings) of the Company's common stock having a ($0.0001) par value to Infinity Financial Group, Inc.  Following the transaction, Infinity Financial Group, Inc. owns approximately 88.61% of the Company's 26,350,000 issued and outstanding shares of common stock have a ($0.0001) par value Simultaneously with the share transfer, Onkar Dhaliwal resigned as the Company's Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer and David Lavoie was simultaneously appointed to be Company's Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer.  Such action represents a change of control of the Company. Concurrent with the transfer of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to "Infinity Real Estate Holdings Corporation".

On September 3, 2013, a meeting of the shareholders holding a majority of voting shares consented in writing in lieu of a shareholder meeting as provided for under Article I, Section 1.1 of the By-laws, and approved the amendment of its articles of incorporation authorizing the name of the Corporation to be changed from "Accelerated Acquisition XVI, Inc." to "Infinity Real Estate Corporation" and further approved the increase of authorized common stock to 200,000,000 shares having a ($0.0001) par value and 10,000,000 shares of preferred stock having a ($0.0001) par value, and further approved an amendment setting forth the name and address of the appointed director of the corporation to David Lavoie. The amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

 On March 1, 2014, Infinity Real Estate Holdings Corporation entered into a five year Executive Employment Agreement with its Chief Executive Officer David Lavoie the president and CEO of Infinity Financial Group, Inc., a shareholder of the Company. Pursuant to the agreement, Mr. Lavoie shall be responsible for performing the duties and responsibilities of Chief Executive Officer.  The Executive agrees that the Executive's position title,

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

assignments, duties, responsibilities, and reporting arrangements may be changed from time to time, with reasonable notice, by the Company, at its sole discretion. Subject to the terms and conditions of the Agreement, the Company shall pay the Executive an annual gross base salary of $240,000.00 USD. The Executive's salary shall be reviewed annually by the Board of Directors of the Company.  The Salary will be paid in accordance with the Company's payroll policies and procedures and is subject to all appropriate traditional and normal statutory and benefit deductions. The Executive shall be entitled to participate in an Incentive Compensation Plan in accordance with the terms and conditions of the Company's Incentive Compensation Plan, as amended from time to time and as outlined in the Company's Employment Policies and Procedures.

On March 4, 2014 Accelerated Venture Partners, LLC. an affiliate of the Company agreed to acquire 3,000,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. The Company was granted a repurchase option for 1,500,000 of the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the Consulting Services Agreement entered into Accelerated Venture Partners, LLC on July 23, 2012. Following these transactions and current holdings, Accelerated Venture Partners, LLC owned approximately 11.38% of the Company's 52,700,000 issued and outstanding shares of common stock par value $0.0001.

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

On July 23, 2012, Sole Comfort Shoes, Inc. ("Purchaser") agreed to acquire 23,350,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners,

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company's common stock par value $0.0001 for cancellation. Following these transactions, Sole Comfort Shoes, Inc. owned approximately 94% of the Company's 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company's Board of Directors and Onkar Dhaliwal was simultaneously appointed to the Company's Board of Directors. Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to "Sole Comfort Shoes, Inc.".

On July 23, 2012, the Company entered into a Consulting Services Agreement with AVP. The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company's business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company's operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company's common stock at a price of $0.0001 per share (the "AVP Option") (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company's right of repurchase will lapse with respect to 60% of the shares upon securing $5 million in available cash from funding;
●	Milestone 2 – Company's right of repurchase will lapse with respect to 40% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

 On September 3, 2013, pursuant to Article V, Section 5.3 of the Company's by-laws the Board of Directors authorized Sole Comfort Shoes, Inc. the Company's majority stockholder to transfer 23,350,000 shares (100% of its holdings) of the Company's common stock having a ($0.0001) par value to Infinity Financial Group, Inc.  Following the transaction, Infinity Financial Group, Inc. owns approximately 88.61% of the Company's 26,350,000 issued and outstanding shares of common stock have a ($0.0001) par value Simultaneously with the share transfer, Onkar Dhaliwal resigned as the Company's Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer and David Lavoie was simultaneously appointed to be Company's Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer.  Such action represents a change of control of the Company. Concurrent with the transfer of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to "Infinity Real Estate Holdings Corporation".

On September 3, 2013, a meeting of the shareholders holding a majority of voting shares consented in writing in lieu of a shareholder meeting as provided for under Article I, Section 1.1 of the By-laws, and approved the amendment of its articles of incorporation authorizing the name of the Corporation to be changed from "Accelerated Acquisition XVI, Inc." to "Infinity Real Estate Corporation" and further approved the increase of authorized common stock to

INFINITY REAL ESTATE HOLDINGS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

200,000,000 shares having a ($0.0001) par value and 10,000,000 shares of preferred stock having a ($0.0001) par value, and further approved an amendment setting forth the name and address of the appointed director of the corporation to David Lavoie c/o, 53 Cranarch Court SE Calgary, AB T3M 0S6". The amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

On March 4, 2014 Rising Tide Holdings, LLC ("Purchaser") agreed to acquire 23,350,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. Following this transaction, Rising Tide Holdings, LLC owned approximately 44.30% of the Company's 52,700,000 issued and outstanding shares of common stock par value $0.0001. Simultaneously with the share purchase, David Lavoie resigned as the Company's President and
Frederick E. Apple, Jr. was simultaneously appointed as President and to the Company's Board of Directors, furthermore, Thomas Howell was simultaneously appointed as Chief Operations Officer and to the Company's Board of Directors. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

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

On March 4, 2014 Accelerated Venture Partners, LLC. an affiliate of the Company agreed to acquire 3,000,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share. The Company was granted a repurchase option for 1,500,000 of the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the Consulting Services Agreement entered into Accelerated Venture Partners, LLC on July 23, 2012. Following these transactions and current holdings, Accelerated Venture Partners, LLC owned approximately 11.38% of the Company's 52,700,000 issued and outstanding shares of common stock par value $0.0001.

On March 13, 2014, Infinity Real Estate Holdings Corporation, entered into a five year Executive Employment Agreement with Trevor Erridge. Pursuant to the agreement, Mr. Erridge shall be responsible for performing the duties and responsibilities of Chief Financial Officer, Principal Accounting Officer and Treasurer.  The Executive
agrees that the Executive's position title, assignments, duties, responsibilities, and reporting arrangements may be changed from time to time, with reasonable notice, by the Company, at its sole discretion. Subject to the terms and conditions of the Agreement, the Company shall pay the Executive an annual gross base salary of $240,000.00 USD and was granted 100,000 shares of common stock at a price of .0001per share, the shares are restricted from resale for twelve months. The Executive's salary shall be reviewed annually by the Board of Directors of the Company. The Salary will be paid in accordance with the Company's payroll policies and procedures and is subject to all appropriate traditional and normal statutory and benefit deductions. The Executive shall be entitled to participate in an Incentive Compensation Plan in accordance with the terms and conditions of the Company's Incentive Compensation Plan, as amended from time to time and as outlined in the Company's Employment Policies and Procedures.

NOTE 4 - SUBSEQUENT EVENTS

On April 16, 2014, Accelerated Venture Partners elected to terminate the AVP Consulting Services Agreement entered into on July 23, 2012 with the Company. On April 28, 2014 Infinity Real Estate Holdings Corporation exercised it's right to repurchase the 5% of the Company's total "fully-diluted" capitalization which was issued to AVP representing 3,000,000 shares at $0.0001 per share totaling a repurchase price of $300.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Infinity Real Estate Holdings Corporation ("we", "our", "us" or the "Company") was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending March 31, 2014, the Company had no revenues and incurred general and administrative expenses of $1,260 and for the three months ended March 31, 2013 the Company had no revenues and incurred general and administrative expenses of $40.

For the six months ending March 31, 2014, the Company had no revenues and incurred general and administrative expenses of $1,260 and for the six months ended March 31, 2013 the Company had no revenues and incurred general and administrative expenses of $6,644.

For the period from inception (October 21, 2011) through March 31, 2014, the Company had no activities that produced revenues from operations and had a net loss of $(13,008), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company's Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2014, the Company had assets equal to $0 and had $1,250 current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through March 31, 2014

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and
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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qaulitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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
Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

10.1	Employment Agreement by and between Infinity Real Estate Holdings Corporation and Trevor Erridge

10.2	Employment Agreement by and between Infinity Real Estate Holdings Corporation and Fred Apple

10.3	Employment Agreement by and between Infinity Real Estate Holdings Corporation and David Lavoie

10.4	Subscription Agreement with Rising Tide Holdings, LLC

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 25, 2014
INFINITY REAL ESTATE HOLDINGS CORPORATION

	By:	/s/ David Lavoie
David Lavoie
President